Form 10-Q
period 2003-06-30
PDC 2001 D LP
filed 2003-08-08
CIK 1156216

CONFORMED COPY

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of

the Securities Exchange Act of 1934

For the period ended June 30, 2003

or

[ ] Transition Report Pursuant to Section 13 of 15(d) of

the Securities Exchange Act of 1934

For the transition period from to

Commission file number 000-49675

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

PDC 2001-D LIMITED PARTNERSHIP

(A West Virginia Limited Partnership)

INDEX

PDC 2001-D LIMITED PARTNERSHIP

(A West Virginia Limited Partnership)

Balance Sheets

June 30, 2003 and December 31, 2002

Assets
	2003	2002
	(Unaudited)

Current assets:
Cash	$ 1,077	532
Accounts receivable - oil and gas revenues	1,031,307	1,025,325
Total current assets	1,032,384	1,025,857

Oil and gas properties, successful efforts method	26,568,359	26,554,925
Less accumulated depreciation, depletion
and amortization	3,907,532	2,283,603
	22,660,827	24,271,322

	$23,693,211	25,297,179

Current Liabilities and Partners' Equity

Current liabilities:
Due to Managing General Partner	$ -	100
Accrued expenses	40,147	28,408
Total current liabilities	40,147	28,508

Asset retirement obligation	14,454	-

Partners' Equity	23,638,610	25,268,671

	$23,693,211	25,297,179

See accompanying notes to financial statements.

PDC 2001-D LIMITED PARTNERSHIP

(A West Virginia Limited Partnership)

Statements of Operations

Three Months and Six Months Ended June 30, 2003 and 2002

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Revenues:
Sales of oil and gas	$1,266,263	737,789	2,807,730	767,080
Interest income	720	-	1,412	467
	1,266,983	737,789	2,809,142	767,547
Expenses:
Lifting costs	232,132	115,179	466,236	122,266
Direct administrative charges	24	137	262	182
Depreciation, depletion, and amortization	699,060	489,201	1,623,257	515,396
	931,218	604,517	2,089,755	637,844

Income before cumulative effect of change in accounting principle	335,765	133,272	719,387	129,703

Cumulative effect of change in accounting principle	-	-	(1,478)	-

Net income	$335,765	133,272	717,909	129,703

Net income per limited and additional general partner unit	$ 220	87	470	85

See accompanying notes to financial statements.

PDC 2001-D LIMITED PARTNERSHIP

(A West Virginia Limited Partnership)

Statement of Partners' Equity

Six Months Ended June 30, 2003

(Unaudited)
	Limited and Additional General Partners	Managing General Partner	Accumulated Other Comprehensive Income	Total

Balance, December 31, 2002	$20,202,228	5,050,559	15,884	25,268,671

Distributions to partners	(1,837,440)	(459,358)	-	(2,296,798)

Comprehensive income:
Net income	574,327	143,582	-	717,909
Change in fair value of outstanding hedging positions			(31,010)
Less reclassification adjustments for settled contracts included in net income			(20,162)
Other comprehensive loss			(51,172)	(51,172)
Comprehensive income				666,737

Balance, June 30, 2003	$18,939,115	4,734,783	(35,288)	23,638,610

See accompanying notes to financial statements.

PDC 2001-D LIMITED PARTNERSHIP

(A West Virginia Limited Partnership)

Statements of Cash Flows

Six Months Ended June 30, 2003 and 2002

(Unaudited)

	2003	2002
Cash flows from operating activities:
Net income	$717,909	129,703
Adjustments to reconcile net income to net cash
provided from operating activities:
Depreciation, depletion and amortization	1,623,257	515,396
Cumulative effect of change in accounting principle	1,478	-
Accretion of asset retirement obligation	214	-
Changes in operating assets and liabilities:
Increase in accounts receivable - oil and gas revenues	(21,866)	(644,814)
Decrease in due to Managing General Partner	(100)	-
Decrease in accrued expenses	(23,549)	(225)
Net cash provided from operating activities	2,297,343	60

Cash flows from financing activities:
Distributions to partners	(2,296,798)	-
Net cash used by financing activities	(2,296,798)	-

Net increase in cash	545	60
Cash at beginning of period	532	-
Cash at end of period	$ 1,077	60

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

2. Basis of Presentation

The Management of the Partnership believes that all adjustments (consisting of only normal recurring accruals) necessary to a fair statement of the results of such periods have been made. The results of operations for the six months ended June 30, 2003 are not necessarily indicative of the results to be expected for the full year.

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

4. Revenue Recognition

Sales of natural gas and oil are recognized when sold.

5. Derivative Instruments and Hedging Activities

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

6. Change in Accounting Principle

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

The Partnership had net working capital at June 30, 2003 of $992,237.

Operations are expected to be conducted with available funds and revenues generated from oil and gas activities. No bank borrowings are anticipated.

Results of Operations

Three months ended June 30, 2003 compared with June 30, 2002

Oil and gas sales for the three months ended June 30, 2003 were $1,266,263 compared to $737,789 for the three months ended June 30, 2002, an increase of $528,474 or 71.6%. The volume of natural gas sold for the three months ended June 30, 2003, was 232,081 Mcf at an average sales price of $3.76 per Mcf compared to 75,131 Mcf at an average price of $2.26 per Mcf for the three months ended June 30, 2002. Oil sales were 13,665 barrels at an average sales price of $28.80 per barrel for the three months ended June 30, 2003 compared to 22,425 barrels at an average sales price of $25.34 per barrel for the three months ended June 30, 2002. The Lifting cost for the three months ended June 30, 2003 was $0.74 per Mcfe compared to $0.55 per Mcfe for the three months ended June 30, 2002. While the Partnership experienced a net income of $335,765, depreciation, depletion and amortization is a non-cash expense and therefore the Partnership distributed $1,198,252 to the partners during the three months ending June 30, 2003

Six months ended June 30, 2003 compared with June 30, 2002

Oil and gas sales for the six months ended June 30, 2003 were $2,807,730 compared to $767,080 for the six months ended June 30, 2002, an increase of $2,040,650 or 266.0%. The volume of natural gas sold for the six months ended June 30, 2003, was 552,792 Mcf at an average sales price of $3.46 per Mcf compared to 84,259 Mcf at an average price $2.25 of per Mcf for the six months ended June 30, 2002. Oil sales were 29,416 barrels at an average sales price of $ 30.52 per barrel for the six months ended June 30, 2003 compared to 22,844 barrels at an average sales price of $25.28 per barrel for the six months ended June 30, 2002. The Lifting cost for the six months ended June 30, 2003 was $0.64 per Mcfe compared to $0.55 per Mcfe for the six months ended June 30, 2002. While the Partnership experienced a net income of $719,909, depreciation, depletion and amortization is a non-cash expense and therefore the Partnership distributed $2,296,798 to the partners during the six months ending June 30, 2003

PDC 2001-D LIMITED PARTNERSHIP

(A West Virginia Limited Partnership)

Notes to Financial Statements

(Unaudited)

The Partnership's revenues from oil and gas will be affected by changes in prices. As a result of changes in federal regulations, gas prices are highly dependent on the balance between supply and demand. The Partnership's gas sales prices are subject to increase and decrease based on various market sensitive indices.

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

Natural gas prices in Colorado remained low for most of 2002. In the fourth quarter of 2002 and continuing in the first six months of 2003, Colorado prices began to increase, although they continue to trail prices in other areas. The Managing General Partner believes the low prices in the Rocky Mountain Region, including Colorado, result from increasing local supplies that exceed the local demand and pipeline capacity available to move gas from the region. On May 1st of 2003, the Kern River pipeline expansion was completed and placed into service. The Kern River Pipeline Company has announced that the additional facilities will add about 900 million cubic feet per day of capacity for deliveries to Arizona, Nevada and southern California. This represents almost 30% of the prior pipeline capacity from the region to the West Coast and other markets outside the region. The Managing General Partner believes that the completion and start-up of the pipeline eliminated or reduced the local supply surplus, leading to improved natural gas prices in the region.

PDC 2001-D LIMITED PARTNERSHIP

(A West Virginia Limited Partnership)

Notes to Financial Statements

(Unaudited)

Because of the uncertainty surrounding gas prices the Managing General Partner used hedging agreements to manage some of the impact of fluctuations in prices for the Managing General Partner and its various limited partnership's share of production. Through March of 2004 the Partnership has in place a series of costless collars and option contracts. Under the collar arrangements, if the applicable index rises above the ceiling price, the Partnership pays the counterparty, however if the index drops below the floor the counterparty pays the Partnership. For the period from July 2003 through October 2003, the Partnership has floors in place at $2.50 on 40,003 Mmbtu of monthly production and ceilings in place at $3.13 on 10,001 Mmbtu of monthly production. For the period November, 2003 through March, 2004, the Partnership has floors in place at $3.50 on 24,002 Mmbtu of monthly production and ceilings in place at $5.26 on 24,002 Mmbtu of monthly production. Oil prices have softened from earlier in the year. While oil prices are influenced by supply and demand, global geopolitics may be the single most important determinant. For the period from July 2003 through December, 2003, the Partnership has in place oil hedges on 2,210 barrels of monthly production at $30.00 barrel. The fair value of these hedges, floors and ceilings as of June 30, 2003 is $(35,288).

As of June 30, 2003 the Partnership had option contracts for the sale of 160,013 Mmbtu of natural gas with an average ceiling price of $4.72 and for the sale of 280,023 Mmbtu of natural gas with an average floor price of $2.93. The Partnership also has hedging contracts for the sale of 13,257 barrels of oil at $30.00 per barrel.

Disclosure of Limitations

As the information above incorporates only those exposures that exist at June 30, 2003, it does not consider those exposures or positions which could arise after that date. As a result, the Partnership's ultimate realized gain or loss with respect to commodity price fluctuations will depend on the exposures that arise during the period, the Partnership's hedging strategies at the time and commodity prices at the time.

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

CONFORMED COPY

PART II - OTHER INFORMATION

Item 1.     Legal Proceedings

            None.

Item 6.    Exhibits and Reports on Form 8-K

           (a) Exhibits
Exhibit Name	Exhibit Number

Rule 13a-14(a)/15d-14(a) Certification by Chief Executive Officer	31
Rule 13a-14(a)/15d-14(a)Certification by Chief Financial Officer	31
Section 1350 Certifications by Chief Executive Officer	32

Section 1350 Certifications by Chief Financial Officer	32

           (b) No reports on Form 8-K have been filed during the quarter ended

               June 30, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
PDC 2001-D Limited Partnership (Registrant) By its Managing General Partner Petroleum Development Corporation

Date: August 7, 2003	/s/ Steven R. Williams Steven R. Williams President

Date: August 7, 2003	/s/ Dale G. Rettinger Dale G. Rettinger Executive Vice President and Treasurer