Form 10-Q
period 2004-03-31
PDC 2001 D LP
filed 2004-05-17
CIK 1156216

CONFORMED COPY

QUARTERLY REPORT UNDER SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of

the Securities Exchange Act of 1934

For the period ended March 31, 2004

or

[ ] Transition Report Pursuant to Section 13 of 15(d) of

the Securities Exchange Act of 1934

For the transition period from to

Commission file number 000-49675

I.R.S. Employer Identification Number 55-0774071

PDC 2001-D LIMITED PARTNERSHIP

(A West Virginia Limited Partnership)

103 East Main Street

Bridgeport, WV 26330

Telephone: (304) 842-6256

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes XX No

Indicate by check mark whether the registrant is an accelerated filer (as definition in Rule 12b-2 of the Exchange Act.) Yes No XX

PDC 2001-D LIMITED PARTNERSHIP

(A West Virginia Limited Partnership)

INDEX

PDC 2001-D LIMITED PARTNERSHIP

(A West Virginia Limited Partnership)

Balance Sheets

March 31, 2004 and December 31, 2003

Assets
	2004	2003
	(Unaudited)

Current assets:
Cash	$ 2,971	2,648
Accounts receivable - oil and gas revenues	770,037	724,819
Total current assets	773,008	727,467

Oil and gas properties, successful efforts method	26,568,359	26,568,359
Less accumulated depreciation, depletion
and amortization	5,532,376	5,026,454
	21,035,983	21,541,905

	$21,808,991	22,269,372

Liabilities and Partners' Equity

Current liabilities:
Accrued expenses	$ 56,623	33,530
Total current liabilities	56,623	33,530

Asset retirement obligations	15,094	15,094

Partners' Equity	21,737,274	22,220,748

	$21,808,991	22,269,372

See accompanying notes to financial statements.

PDC 2001-D LIMITED PARTNERSHIP

(A West Virginia Limited Partnership)

Statements of Operations

Three Months ended March 31, 2004 and 2003

(Unaudited)

	2004	2003	2002
Revenues:
Sales of oil and gas	$1,051,157	1,541,467	633,245
Interest income	373	692	593
	1,051,530	1,542,159	633,838
Expenses:
Lifting cost	220,250	234,104	386,716
Direct administration cost	50	238	223
Depreciation, depletion, and amortization	505,922 726,222	924,195 1,158,537	197,634
Net income before cumulative effect of change in accounting principle	325,308	383,622	49,265

Cumulative effect of change in accounting principle	-	(1,478)	-

Net income	$ 325,308	382,144	49,265
Net income per limited partner unit before cumulative effect of change in accounting principle	$ 213	251
Cumulative effect of change in accounting principle	-	(1)	52
Net income per limited partner unit	$ 213	250

See accompanying notes to financial statements.

PDC 2001-D LIMITED PARTNERSHIP

(A West Virginia Limited Partnership)

Statement of Partners' Equity

Three months ended March 31, 2004

(Unaudited)
	Limited Partners	Managing General Partner	Accumulated Other Comprehensive Income (loss)	Total

Balance December 31, 2003	$17,779,902	4,444,980	(4,134)	22,220,748

Distributions to partners	(626,192)	(156,547)	-	(782,739)

Comprehensive income:
Net income	260,246	65,062	-	325,308
Change in fair value of outstanding hedging positions			(26,043)
Less reclassification adjustments for settled contracts included in net income			-
Other comprehensive loss			(26,043)	(26,043)
Comprehensive income				299,265

Balance March 31, 2004	$ 17,413,956	4,353,495	(30,177)	21,737,274

See accompanying notes to financial statements.

PDC 2001-D LIMITED PARTNERSHIP

(A West Virginia Limited Partnership)

Statements of Cash Flows

Three Months ended March 31, 2004 and 2003

(Unaudited)

	2004	2003
Cash flows from operating activities:
Net income	$325,308	382,144
Adjustments to reconcile net income to net cash
provided from operating activities:
Depreciation, depletion and amortization	505,922	924,195
Cumulative effect of change in accounting principle	-	1,478
Accretion of asset retirement obligation	-	214
Changes in operating assets and liabilities:
Increase in accounts receivable - oil and gas revenues Decrease in due to Managing General Partner	(45,218) -	(202,661) (100)
Decrease in accounts payable	(2,950)	(6,154)
Net cash provided from operating activities	783,062	1,099,116

Cash flows from financing activities:
Distributions to partners	(782,739)	(1,098,546)
Net cash used by financing activities	(782,739)	(1,098,546)

Net increase in cash	323	570
Cash at beginning of period	2,648	532
Cash at end of period	$ 2,971	1,102

See accompanying notes to financial statements.

PDC 2001-D LIMITED PARTNERSHIP

(A West Virginia Limited Partnership)

Notes to Financial Statements

(Unaudited)

1. Accounting Policies

Reference is hereby made to the Partnership's Annual Report on Form 10-K for 2003, which contains a summary of significant accounting policies followed by the Partnership in the preparation of its financial statements. These policies were also followed in preparing the quarterly report included herein.

2. Basis of Presentation

The Management of the Partnership believes that all adjustments (consisting of only normal recurring accruals) necessary to a fair statement of the results of such periods have been made. The results of operations for the three months ended March 31, 2004 are not necessarily indicative of the results to be expected for the full year.

3. Oil and Gas Properties

The Partnership follows the successful efforts method of accounting for the cost of exploring for and developing oil and gas reserves. Under this method, costs of development wells, including equipment and intangible drilling costs related to both producing wells and developmental dry holes, and successful exploratory wells are capitalized and amortized on an annual basis to operations by the units-of-production method using estimated proved developed reserves which will be determined at year end by the Managing General Partner's petroleum engineer. If a determination is made that an exploratory well has not discovered economically producible reserves, then its costs are expensed as dry hole costs.

4. Revenue Recognition

Sales of oil and natural gas are recognized when the rights and responsibilities of ownership pass to the purchaser and are net of royalties.

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

6. Change in Accounting Principle

In June 2001, the Financial Accounting Standard Board issued SFAS No. 143, "Accounting for Asset Retirement Obligations" that requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred and a corresponding increase in the carrying amount of the related long-lived asset. This statement is effective for fiscal years beginning after June 15, 2002. The Partnership adopted SFAS No. 143 on January 1, 2003 and recorded a net asset of $12,762 and a related liability of $14,240 (using a 6% discount rate) and a cumulative effect on change in accounting principle on prior years of $(1,478).

PDC 2001-D LIMITED PARTNERSHIP

(A West Virginia Limited Partnership)

Notes to Financial Statements

(Unaudited)

New Accounting Standards

A reporting issue has arisen regarding the application of certain provisions of SFAS No. 141 and SFAS No. 142 to companies in the extractive industries, including oil and gas companies. The issue is whether SFAS No. 142 requires registrants to classify the costs of mineral rights (leases) associated with extracting oil and gas intangible assets in the balance sheets, apart from other capitalized oil and gas property costs, and provide specific footnote disclosures. Historically, the Partnership has included the costs of mineral rights associated with extracting oil and gas as a component of oil and gas properties. If it is ultimately determined that SFAS No. 142 requires oil and gas companies to classify costs of mineral rights associated with extracting oil and gas as a separate intangible assets line item on the balance sheet, the Partnership would be required to reclassify the historical cost of approximately $832,902 of mineral rights associated with developed oil and gas properties as of March 31, 2004 and December 31, 2003 out of oil and gas properties and into a separate intangible mineral rights assets line item. The Partnership's total balance sheet, cash flows and results of operations would not be affected since such intangible assets would continue to be amortized and assessed for impairment.

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

The Partnership began exploration and development activities subsequent to the funding of the Partnership and completed well drilling activities by December 31, 2001. Thirty-three wells have been drilled all of which have been completed as producing wells. No additional wells will be drilled.

The Partnership had net working capital at March 31, 2004 of $716,385.

Operations are expected to be conducted with available funds and revenues generated from oil and gas activities. No bank borrowings are anticipated.

Results of Operations

Three months ended March 31, 2004 compared with March 31, 2003

Oil and gas sales for the three months ended March 31, 2004 were $1,051,157 compared to $1,541,467 for the three months ended March 31, 2003, an decrease of $490,310 or 32%. The volume of natural gas sold for the three months ended March 31, 2004, was 188,242 Mcf at an average sales price of $4.74 per Mcf compared to 320,711 Mcf at an average price of $3.23 per Mcf for the three months ended March 31, 2003. The volume of oil sales for the three months ended March 31, 2004 was 6,185 barrels at an average sales price of $25.69 compared to 15,751 barrels at an average price of $32.00 for the three months ended March 31, 2003. The Lifting cost for the three months ended March 31, 2004 was $0.98 per Mcfe compared to $0.56 per Mcfe for the three months ended March 31, 2003. The Partnership experienced a net income of $325,308 and distributed $782,739 to the partners for the three months ending March 31, 2004.

The Partnership's revenue from oil and gas will be affected by changes in prices. As a result of changes in federal regulations, gas prices are highly dependent on the balance between supply and demand. The Partnership's gas sales prices are subject to increase and decrease based on various market sensitive indices.

PDC 2001-D LIMITED PARTNERSHIP

(A West Virginia Limited Partnership)

Notes to Financial Statements

(Unaudited)

Critical Accounting Policies

Certain accounting policies are very important to the portrayal of Partnership's financial condition and results of operations and require management's most subjective or complex judgments. The policies are as follows:

Revenue Recognition. Sales of natural gas are recognized when the rights and responsibilities of ownership pass to the purchasers and are net of royalties.

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

Item 3. Quantitative and Qualitative Disclosure About Market Rate Risk

Market-Sensitive Instruments and Risk Management

The Partnership's primary market risk exposure is commodity price risk. This exposure is discussed in detail below:

Commodity Price Risk

Natural gas and oil prices have been unusually volatile for the past few years, and the Partnership anticipates continued volatility in the future. Currently, the NYMEX futures reflect a market expectation of gas prices at Henry Hub close to or above record prices per million Btu's (mmbtu). The CIG price index has historically ranged from 80% to 90% of the NYMEX price. These prices look strong for 2004 although natural gas storage levels are near normal levels following a period when storage levels had been at a five-year low. The Partnership believes this situation creates the possibility of both periods of low prices and continued high prices.

Because of the uncertainty surrounding gas prices the Managing General Partner used hedging agreements to manage some of the impact of fluctuations in prices for the Managing General Partner and its various limited partnership's share of production. Through March of 2005 the Partnership has in place a series of costless collars and option contracts. Under the collar arrangements, if the applicable index rises above the ceiling price, the Partnership pays the counterparty, however if the index drops below the floor the counterparty pays the Partnership. For the period from April 2004 through October 2004, the Partnership has floors in place in a range from $3.20 to $4.17 on 9,086 Mmbtu of monthly production and ceilings in place at $4.70 on 4,543 Mmbtu of monthly production. Open option contracts maturing in the next twelve months are for the sales of 31,800 Mmbtu of natural gas with an average ceiling price of $4.70 and for the sale of 63,601 Mmbtu of natural gas with an average floor price of $3.69 and a fair value of $(26,927). The maximum term over which the Partnership is hedging exposure to variability of cash flows for commodity price risk is 19 months. For the period April 2005 through October 2005, the Partnership has floors in place at $3.10 on 6,057 Mmbtu of monthly production and ceilings in place at $4.43 on 3,029 Mmbtu of monthly production. As of March 31, 2004 the Partnership had total option contracts for the sale of 53,001 Mmbtu of natural gas with an average ceiling price of $4.59 and for the sale of 106,002 Mmbtu of natural gas with an average floor price of $3.45. The fair value of these floors and ceilings as of March 31, 2004 is $(16,987).

PDC 2001-D LIMITED PARTNERSHIP

(A West Virginia Limited Partnership)

Notes to Financial Statements

(Unaudited)

As of March 31, 2004, the Partnership had total open oil future contracts on 10,034 barrels of oil with a total contract amount of $317,388 and a fair value of (13,190). All of the future contracts mature within the next twelve months.

Disclosure of Limitations

As the information above incorporates only those exposures that exist at March 31, 2004, it does not consider those exposures or positions which could arise after that date. As a result, the Partnership's ultimate realized gain or loss with respect to commodity price fluctuations will depend on the exposures that arise during the period, the Partnership's hedging strategies at the time and commodity prices at the time.

Item 4. Controls and Procedures

Under the supervision and with the participation of the Managing General Partner's management, including the Managing General Partner's Chief Executive Officer and Chief Financial Officer, the Managing General Partner has evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Exchange Act Rule 13a-14(c)) as of the end of this fiscal quarter, and, based on their evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective in all material respects, including those to ensure that information required to be disclosed in reports filed or submitted under the Securities Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the Commission's rules and forms, and is accumulated and communicated to management, including the Managing General Partner's Chief Executive Officer and Chief Financial Officer, as appropriate to allow for timely disclosure. There have been no significant changes in our internal control or in other factors that have materially affected or are reasonably likely to materially affect these controls that occurred during the Partnership's last fiscal quarter and subsequent to the date of their evaluation.

CONFORMED COPY

PART II - OTHER INFORMATION

Item 1.     Legal Proceedings

            None.

Item 6.    Exhibits and Reports on Form 8-K

           (a) Exhibits
Exhibit Name	Exhibit Number

Rule 13a-14(a)/15d-14(a) Certifications by Chief Executive Officer	31
Rule 13a-14(a)/15d-14(a)Certification by Chief Financial Officer	31
Section 1350 Certifications by Chief Executive Officer	32

Section 1350 Certifications by Chief Financial Officer	32

           (b) No reports on Form 8-K have been filed during the quarter ended

                March 31, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934 the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
PDC 2001-D Limited Partnership (Registrant) By its Managing General Partner Petroleum Development Corporation

Date: May 17, 2004	/s/ Steven R. Williams Steven R. Williams President

Date: May 17, 2004	/s/ Darwin L. Stump Darwin L. Stump Chief Financial Officer